Form 10-K
period 2007-12-31
Goal Capital Funding Trust 2007-1; Goal Capital Funding, LLC
filed 2008-03-31
CIK 1397959, 1336279

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

333-132039-02

(Commission File Number of Issuing Entity)

GOAL CAPITAL FUNDING TRUST 2007-1

(Exact Name of Issuing Entity as Specified in its Charter)

GOAL CAPITAL FUNDING, LLC

(Exact Name of Depositor as Specified in its Charter)

GOAL FINANCIAL, LLC

(Exact Name of Sponsor as Specified in its Charter)

Delaware

(State of Organization of the Issuing Entity)

61-6333919

(I.R.S. Employer Identification No.)

1229 King Street, Suite 300

Alexandria, Virginia 22314

(703) 837-1630

(Address and Telephone Number of Issuing Entity’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934: None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐   Yes     ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐   Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes     ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☐
Non-accelerated filer: ☒	Smaller reporting company: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐   Yes     ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None.

Registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

Documents incorporated by reference: None.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 1:	Business

(B)	Item 1A:	Risk Factors

(C)	Item 2:	Properties

(D)	Item 3:	Legal Proceedings

(E)	Item 4:	Submission of Matters to a Vote of Security Holders

Item 1B.	Unresolved Staff Comments.

Not applicable.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(B)	Item 6:	Selected Financial Data

(C)	Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(D)	Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

(E)	Item 8:	Financial Statements and Supplementary Data

(F)	Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	Item 10:	Directors, Executive Officers, and Corporate Governance

(B)	Item 11:	Executive Compensation

(C)	Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(D)	Item 13:	Certain Relationships and Related Transactions, and Director Independence

(E)	Item 14:	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits And Financial Statement Schedules.

(a)	(1) Not applicable.

(2) Not applicable.

(3) The exhibits filed in response to Item 601 of Regulation S-K and by paragraph (b) below are listed in the Exhibit
Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	None.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

Not applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

The following information is provided with respect to Great Lakes Higher Education Guaranty Corporation (“GLHEGC”) pursuant to Instruction 4 to Item 1114 in lieu of providing financial information required pursuant to Item 1114(b)(2):

GLHEGC guarantees 25,454 (97.56%) student loans held by the issuing entity totaling $995,310,024 (96.76%) as of February 29, 2008.

Guarantee Volume. The aggregate principal amount of federally reinsured student loans, including Stafford, Unsubsidized Stafford, SLS, PLUS and Consolidation loan volume, guaranteed by GLHEGC in each of the last five federal fiscal years was as follows:

Federal Fiscal Year	Guaranty Volume (Millions)

2003	21,803.70
2004	26,085.60
2005	30,077.50
2006	35,971.80
2007	42,957.65

Reserve Ratio. Following are GLHEGC’s reserve fund levels as calculated in accordance with 34 CFR 682.410(a)(10) for the last five federal fiscal years:

Federal Fiscal Year	Federal Guaranty Reserve Fund Level [1]
2003	1.29%
2004	0.99%
2005	0.83%
2006	0.72%
2007	0.69%

[1]

In accordance with Section 428(c)(9) of the Higher Education Act, this calculation does not include loans transferred from the former Higher Education Assistance Foundation, Northstar Guarantee Inc., Ohio Student Aid Commission or Puerto Rico Higher Education Assistance Corporation. The minimum reserve fund ratio under the Higher Education Act is 0.25%.

The Department of Education’s website at http://www.fp.ed.gov/PORTALSWebApp/fp/archivepubs.jsp. has posted reserve ratios for GLHEGC for federal fiscal years 2003, 2004, 2005 and 2006 of 1.168%, .646%, .578% and .517%, respectively. GLHEGC believes the Department of Education has not calculated the reserve ratio in accordance with the Act and the correct ratio should be 1.29%, .99%, .83% and .72%, respectively, as shown above and as explained in the footnote set forth in the table shown above. According to the Department of Education, available cash reserves may not always be an accurate barometer of a guarantor’s financial health.

Recovery Rate. GLHEGC does not calculate recovery rates. The table below sets forth the recovery rates (calculated by dividing the combined recovery collections by the beginning of the year inventory of defaulted loans) for GLHEGC for the past five federal fiscal years, as taken from the Department of Education’s website at http://www.fsacollections.ed.gov/contractors/ga/stats/index.asp:

Federal Fiscal Year	Recovery Rate
2003	23.72%
2004	25.84%
2005	23.74%
2006	21.64%
2007	20.04%

Loss Rate. GLHEGC’s loss rates (calculated by dividing the aggregate dollar amount of unreinsured loans and unreinsured portions of loans by the dollar amount of claims paid by GLHEGC) for the past five federal fiscal years are as follows:

Fiscal Year	Loss Rate
2003	0.0002%
2004	0.0004%
2005	0.0017%
2006	0.0052%
2007	0.0127%

Claims Rate. For the past five federal fiscal years, GLHEGC’s claims rate has not exceeded 5%, and, as a result, the highest allowable reinsurance has been paid on all GLHEGC’s claims. The actual claims rates (calculated by dividing the amount of reinsurance claims paid during a fiscal year by GLHEGC’s total amount of loans in repayment at the end of the preceding federal fiscal year) are as follows:

Fiscal Year	Claims Rate
2003	1.27%
2004	0.68%
2005	0.51%
2006	0.62%
2007	0.77%

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

Not applicable because the significance percentage for derivative instruments relating to the notes is less than 10%.

Item 1117 of Regulation AB. Legal Proceedings.

No legal proceedings are pending, or any proceedings known to be contemplated by governmental authorities, against any of Goal Capital Funding Trust 2007-1 (the “Issuing Entity”), Goal Capital Funding, LLC (the “Depositor”), Goal Financial, LLC (the “Sponsor”), Wilmington Trust Company (the “Delaware Trustee”), The Bank of New York Trust Company, N.A. (“BNYTC”) as trustee (the “Indenture Trustee”), Great Lakes Educational Loan Services, Inc. (“Great Lakes”), ACS Education Services, Inc., or any property of the foregoing thereof, that is material to holders of the notes of the Issuing Entity.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

The information required by Item 1119 of Regulation AB has been previously reported and is omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

The Sponsor, BNYTC, and Great Lakes (the “PPSF’s”) have each been identified by the registrant as parties participating in the servicing function with respect to more than 5% of the pool assets held by the Issuing Entity. Each of the PPSF’s has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the PPSFs has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.

The Servicing Report of BNYTC identified the following material instance of noncompliance by BNYTC with the applicable servicing criteria:

•

1122(d)(2)(i) Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts no more than two business days of receipt, or such other number of days specified in the transaction agreements. With respect to collections on assets relating to certain series of securities, such collections were not deposited into a segregated account for each specified series but rather were deposited into a general account held by the Company as Indenture Trustee (hereinafter referred to as the “Indenture Trustee”) and remitted directly to the investors. All collections were properly allocated by the Indenture Trustee to the related series of securities and timely remitted to the investors in such series. The segregated account for each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by the Indenture Trustee as stated above. Procedures have been in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within the applicable time frames and then remitted to the investors in such series within the applicable time frames and then remitted to the investors in such series all in accordance with the related transaction documents.

As set forth in Exhibit 33.4 to this Form 10-K, BNYTC has notified the Sponsor that the servicing criteria under Item 1122(d)(2)(i) were not items that BNYTC was required to perform in its capacity as Indenture Trustee for the Issuing Entity and, as a result, neither BNYTC nor KPMG LLP uncovered any errors or omissions relating to the Goal Capital Funding Trust 2006-1 or Goal Capital Funding Trust 2007-1 transactions in their examination of the platform.

Neither the Reports on Assessment nor Attestation Reports for the Servicer and Great Lakes have identified any material instance of noncompliance with the servicing criteria applicable to the related PPSF.

Item 1123 of Regulation AB. Servicer Compliance Statement.

Great Lakes Educational Loan Services, Inc. and Goal Financial, LLC have each completed a Statement of Compliance with applicable servicing criteria (each, a “Compliance Statement”) signed by an authorized officer of such party. The Compliance Statements are attached as an exhibit to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the depositor has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008	GOAL CAPITAL FUNDING, LLC, as Depositor

	By:	/s/ Seamus Garland
	Name:	Seamus Garland
	Title:	Secretary and Head of Securitization

S-1

EXHIBIT INDEX

Exhibit 3.1	Certificate of Formation of the Depositor incorporated by reference to exhibit 3.5 to Form S-3/A dated and filed on August 31, 2005.

Exhibit 3.2	Third Amended and Restated Limited Liability Company Agreement of the Depositor, incorporated by reference to exhibit 3.2 to Form 10-K dated and filed on March 30, 2007.

Exhibit 4.1	Amended and Restated Trust Agreement dated as of June 7, 2007 between the Issuing Entity and Wilmington Trust Company, as Delaware Trustee (the “Delaware Trustee”), incorporated by reference to exhibit 4.1 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 4.2	Indenture of Trust dated as of June 7, 2007 between the Issuing Entity and The Bank of New York Trust Company, N.A. (“BNYTC”), as trustee (in such capacity, the “Indenture Trustee”) and as eligible lender trustee for the Issuing Entity, incorporated by reference to exhibit 4.2 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 4.3	First Supplemental Indenture of Trust dated as of November 19, 2007 between the Issuing Entity and the Indenture Trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated November 19, 2007 and filed on November 21, 2007.

Exhibit 10.1	Loan Purchase Agreement dated as of June 7, 2007 among the Depositor, the Issuing Entity, BNYTC, as eligible lender trustee for the Issuing Entity (in such capacity, the “Issuing Entity ELT”) and as eligible lender trustee for Depositor (in such capacity, the “Depositor ELT”), incorporated by reference to exhibit 10.1 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.2	Administration Agreement dated as of June 7, 2007 among the Issuing Entity, the Indenture Trustee, the Issuing Entity ELT, the Delaware Trustee and the Sponsor, as administrator, incorporated by reference to exhibit 10.2 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.3	Verification Agent Agreement dated as of June 7, 2007 among the Issuing Entity, the Sponsor, as administrator, and BNYTC, as verification agent, incorporated by reference to exhibit 10.3 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.4	Eligible Lender Trust Agreement, dated as of June 7, 2007 between the Issuing Entity and the Issuing Entity ELT, incorporated by reference to exhibit 10.4 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.5	Student Loan Servicing Agreement, dated as of June 7, 2007 between the Issuing Entity and Great Lakes Educational Loan Services, Inc. (“Great Lakes”), incorporated by reference to exhibit 10.5 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.6	Federal FFEL Servicing Agreement dated as of June 7, 2007 between the Issuing Entity and ACS Education Services, Inc. f/k/a AFSA Data Corporation, incorporated by reference to exhibit 10.6 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.7	Guarantee Agreement dated as of June 5, 2007 between Massachusetts Higher Education Assistance Corporation doing business as American Student Assistance (“ASA”) and the Issuing Entity ELT, and Certificate of Comprehensive Insurance dated June 6, 2007 by ASA, incorporated by reference to exhibit 10.7 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.8	Student Loan Guaranty dated June 7, 2007 between Great Lakes Higher Education Guaranty Corporation (the “Great Lakes Guarantee Agency”) and the Issuing Entity ELT, incorporated by reference to exhibit 10.8 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.9	Agreement for Payment on Guarantee of Consolidation Loans with Federal Reinsurance dated June 7, 2007, between Educational Credit Management Corporation (“ECMC”) and the Depositor ELT, incorporated by reference to exhibit 10.9 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.10	Agreement for Payment on Guarantee of Consolidation Loans with Federal Reinsurance dated June 7, 2007, between ECMC and the Issuing Entity ELT, incorporated by reference to exhibit 10.10 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.11	Assignment Agreement dated as of June 7, 2007 among Higher Education Funding II, LLC, the Sponsor, BNYTC, as eligible lender trustee for Higher Education Funding II, LLC and Depositor ELT, incorporated by reference to exhibit 10.11 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.12	Assignment Agreement dated as of June 7, 2007 among Higher Education Funding III, LLC, Sponsor, BNYTC, as eligible lender trustee for Higher Education Funding III, LLC and Depositor ELT, incorporated by reference to exhibit 10.12 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.13	Student Loan Repurchase Agreement dated as of June 7, 2007 between the Issuing Entity and Sponsor, incorporated by reference to exhibit 10.13 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.14	Confirmation dated as of May 25, 2006 between the Issuing Entity and Bank of America, N.A., incorporated by reference to exhibit 10.14 to Form 8-K dated May 25, 2006 and filed on June 1, 2006.

Exhibit 10.15	Credit Support Annex dated as of June 1, 2007 between the Issuing Entity and Bank of America, N.A., incorporated by reference to exhibit 10.15 to Form 8-K dated June 7, 2007 and filed on June 13, 2007.

Exhibit 10.16	Sub-Administration Agreement dated as of January 1, 2008 between the Sponsor as administrator and Goal Structured Solutions, LLC as sub-administrator incorporated by reference to exhibit 10.1 to Form 8-K dated January 1, 2008 and filed on January 4, 2008.

Exhibit 31.1	Certification of senior officer in charge of securitization of the Depositor pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of the Sponsor.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Great Lakes.

Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of BNYTC.

Exhibit 33.4	Letter from BNYTC to the Sponsor

Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG, on behalf of the Sponsor.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of Ernst & Young, on behalf of Great Lakes.

Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing for Asset-Backed Securities of KPMG, on behalf of BNYTC.

Exhibit 35.1	Servicing Compliance Statement of Great Lakes.

Exhibit 35.2	Servicing Compliance Statement of the Sponsor.